Form 10-Q
period 1995-09-30
STORAGE PROPERTIES INC
filed 1995-11-13
CIK 839477

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 1995

                                    or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

COMMISSION FILE NUMBER:   1-10609
                          -------

                           STORAGE PROPERTIES, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             California                                95-4209511
  -------------------------------       --------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

             600 North Brand Boulevard, Glendale, California  91203
             ------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080
                                                    ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes    [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995:

                 3,348,167 shares of $.05 par value common stock
                 -----------------------------------------------

                            STORAGE PROPERTIES, INC.

                                     INDEX



PART I.   FINANCIAL INFORMATION.                                       Page
                                                                       ----

Item 1.   Condensed Balance Sheets at September 30, 1995                 2
          and December 31, 1994

          Condensed Statements of Income for the Three and               3
          Nine Months Ended September 30, 1995 and 1994

          Condensed Statements of Cash Flows for the                     4
          Nine Months Ended September 30, 1995 and 1994

          Notes to Condensed Financial Statements                        5

Item 2.   Management's Discussion and Analysis of                      6 - 7
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION.                                           8 - 9

                            STORAGE PROPERTIES, INC.
                                 BALANCE SHEETS

                                                          September 30,    December 31,
                                                             1995            1994
                                                          ------------     -----------
                                                           (Unaudited)

                               ASSETS
                               ------
Cash and cash equivalents                                 $ 3,538,000      $ 2,241,000

Note receivable                                                     -          417,000

Due from affiliate                                                  -          899,000

Rent and other receivables                                     54,000          237,000

Unimproved land                                               578,000          578,000

Real estate facilities, at cost:
     Land                                                   7,499,000        7,499,000
     Buildings                                             18,364,000       18,275,000
                                                          -----------      -----------
                                                           25,863,000       25,774,000
     Accumulated depreciation                              (1,770,000)      (1,190,000)
                                                          -----------      -----------

                                                           24,093,000       24,584,000
                                                          -----------      -----------

     Total assets                                         $28,263,000      $28,956,000
                                                          -----------      -----------

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Accrued and other liabilities                             $    191,000    $    109,000

Dividends payable                                              268,000       1,339,000

Advance payments from renters                                  104,000          75,000

Shareholders' equity:
   Preferred stock, $.05 par value,
         10,000,000 shares authorized,
         none issued and outstanding                                 -               -

  Common stock, $.05 par value,
         100,000,000 shares authorized,
         3,348,167 shares issued and outstanding               167,000         167,000

   Paid-in capital                                          28,898,000      28,898,000

   Cumulative net income                                    14,065,000      12,994,000

   Cumulative distributions declared                       (15,430,000)    (14,626,000)
                                                          ------------    ------------

         Total shareholders' equity                         27,700,000      27,433,000
                                                          ------------    ------------

         Total liabilities and shareholders' equity       $ 28,263,000    $ 28,956,000
                                                          ------------    ------------


                            See accompanying notes.

                            STORAGE PROPERTIES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                  Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                                -----------------------   --------------------------
                                                   1995         1994         1995          1994
                                                ----------   ----------   ----------   -------------
REVENUES:

Rental income                                   $  927,000   $  747,000   $2,680,000      $1,926,000
Interest income - affiliate                              -      193,000       16,000         649,000
Interest income - other                             43,000        6,000      112,000          31,000
                                                ----------   ----------   ----------      ----------

                                                   970,000      946,000    2,808,000       2,606,000
                                                ----------   ----------   ----------      ----------

EXPENSES:

Cost of operations                                 297,000      239,000      886,000         629,000
Management fees paid to affiliate                   56,000       44,000      161,000         115,000
General and administrative                          34,000       34,000      110,000         114,000
Depreciation expense                               194,000      161,000      580,000         446,000
                                                ----------   ----------   ----------      ----------

                                                   581,000      478,000    1,737,000       1,304,000
                                                ----------   ----------   ----------      ----------
Net income                                      $  389,000   $  468,000   $1,071,000      $1,302,000
                                                ==========   ==========   ==========      ==========


Net income per share                            $      .12         $.14         $.32      $      .39
                                                ==========   ==========   ==========      ==========

Distributions declared per share                $      .08         $.07         $.24      $      .21
                                                ==========   ==========   ==========      ==========

Weighted average common shares outstanding       3,348,167    3,348,167    3,348,167       3,348,167
                                                ==========   ==========   ==========      ==========

                            See accompanying notes.

                            STORAGE PROPERTIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Nine Months Ended
                                                                    September 30,
                                                              --------------------------
                                                                 1995          1994
                                                              ----------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                $1,071,000      $1,302,000

   Adjustments to reconcile net income to
     net cash provided by operating activities:

     Depreciation and amortization                              580,000         446,000
     Amortization of note premium                                     -          15,000
     Decrease in rent and other receivables                     183,000          33,000
     Increase in advance payments from renters                   29,000               -
     Increase in accrued and other liabilities                   82,000           1,000
                                                            -----------     -----------

     Total adjustments                                          874,000         495,000
                                                            -----------     -----------

     Net cash provided by operating activities                1,945,000       1,797,000
                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Payment received on due from affiliate                     899,000               -
     Principal payments received on note receivable             417,000               -
     Acquisition of real estate facility                              -      (2,315,000)
     Proceeds on sale of unimproved land                              -         127,000
     Additions to real estate facilities                        (89,000)       (101,000)
                                                            -----------     -----------

     Net cash provided by (used in) financing activities      1,227,000      (2,289,000)
                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Dividends paid to shareholders                          (1,875,000)       (872,000)
                                                            -----------     -----------

     Net cash used in financing activities                   (1,875,000)       (872,000)
                                                            -----------     -----------

Net increase (decrease) in cash and cash equivalents          1,297,000      (1,364,000)

Cash and cash equivalents at the beginning of the period      2,241,000       2,280,000
                                                            -----------     -----------

Cash and cash equivalents at the end of the period          $ 3,538,000     $   916,000
                                                            ===========     ===========

Supplemental schedule of non-cash investing activities:

     Receipt of note receivable as proceeds
     from sale of unimproved land                           $         -     $   450,000
                                                            ===========     ===========


                            See accompanying notes.

                            STORAGE PROPERTIES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1994.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at September 30, 1995 and December 31, 1994, the results of operations for the three and nine months ended September 30, 1995 and 1994, and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results expected for the full year.

4. In connection with a sale of unimproved land to an unaffiliated third party in September 1994, the Company received a $450,000 mortgage note. In April 1995, the note was paid off prior to its maturity.

5. Public Storage, Inc. ("PSI") and Public Storage Management, Inc. ("PSMI"), the Company's property manager, have entered into an Agreement and Plan of Reorganization by and among PSI, PSMI and Storage Equities, Inc. ("SEI"), dated as of June 30, 1995, pursuant to which PSMI would be merged into SEI. The merger is subject to a number of conditions.

   In November 1995, the management agreement with Public Storage Management, Inc. ("PSMI") was amended to provide that upon demand from PSMI or Storage Equities, Inc. ("SEI") made prior to December 15, 1995, the Company agrees to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. The Company's disinterested directors approved such prepayment.

                            STORAGE PROPERTIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Through 1994, the Company had one First Mortgage Convertible Loan ("FMCL") secured by a mini-warehouse property in Brooklyn, New York. In accordance with an existing agreement, the Advisor paid down the FMCL secured by the Brooklyn, New York property in an amount such that the annualized cash flow from the property for the six months ended December 31, 1994 provided a four percent yield on the FMCL (the "Paydown Amount"). The Paydown Amount was approximately $1,899,000 (in addition to a paydown on the FMCL made in June 1994 through the transfer by the Advisor to the Company of unimproved land with an appraised value of $1,155,000). Effective December 31, 1994, the Company exercised its purchase option with respect to the Brooklyn, New York property, thereby converting the FMCL to an equity ownership.

RESULTS OF OPERATIONS
---------------------

     The Company's net income for the three and nine month periods ended September 30, 1995 compared to the same periods in 1994 reflects the impact of converting the Brooklyn, New York FMCL to a fee interest in the property in December 1994 and the operations of a property acquisition in June 1994. Net income for the three month period ended September 30, 1995 was $389,000 ($.12 per common share) compared to $468,000 ($.14 per common share) for the same period in 1994.

     Rental income increased $180,000 or 24% from $747,000 to $927,000 for the three months ending September 30, 1994 and 1995, respectively. Rental income increased $754,000 or 39% from $1,926,000 to $2,680,000 for the nine months ending September 30, 1994 and 1995, respectively. The improvements are attributable to an increase in occupancy levels and rental rates at the Company's "Same Store" properties (properties owned since June 23, 1993) and the acquisition of additional properties in June 1994 and December 1994. The Company's properties had weighted average occupancy levels of 91% and 90% for the nine months ending September 30, 1995 and 1994, respectively.

     Interest income - affiliate decreased $193,000 and $633,000 for the three and nine month periods ended September 30, 1995 compared to the same periods in 1994 due to the conversion of the Brooklyn, New York FMCL to equity ownership in the property in December 1994. For the nine months ended September 30, 1995, the Company earned $16,000 of interest on the balance of the Brooklyn, New York Paydown Amount collected in February 1995.

     Interest income - other increased $37,000 and $81,000 for the three and nine month periods ended September 30, 1995 over the same periods in 1994 as the result of increases in interest rates earned and average cash balances invested. Additionally, the Company earned interest income of approximately $11,000 during the nine months ended September 30, 1995 on a note receivable which the Company did not have in the same period in 1994.

     Cost of operations (including management fees paid to affiliate) increased $70,000 (or 25%) and $303,000 (or 40%) for the three and nine month periods ended September 30, 1995, respectively, over the same periods in 1994 due to the acquisition of additional properties in June 1994 and December 1994. Cost of operations at the Company's "Same Store" properties increased $14,000 (or 2%) during the nine months ending September 30, 1995 compared to the same period in 1994. This increase was attributable to an increase in management fees paid to an affiliate as a result of increased rental income.

     Depreciation expense increased $33,000 and $134,000 for the three and nine months ending September 30, 1995 over the same periods in 1994 as the result of property acquisitions in June 1994 and December 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash and cash equivalents of $3,538,000 at September 30, 1995 consist of cash on hand and cash invested in short-term investments. Cash flow from operating activities of $1,945,000 for the nine months ended September 30, 1995 has been sufficient to meet all current obligations of the Company. The Company believes cash flow from operating activities will be sufficient to cover the Company's cash requirements, including capital expenditures and distributions to shareholders.

     In connection with a sale of land to an unaffiliated third party in September 1994, the Company received a $450,000 mortgage note. In April 1995, the note was paid off prior to its maturity.

SUPPLEMENTAL INFORMATION
------------------------

     Funds From Operations ("FFO") is generally defined by the National Associations of Real Estate Investment Trust ("NAREIT") as net income before loss on early extinguishment of debt and gain on disposition of real estate plus depreciation and amortization, was $1,651,000 and $1,748,000 for the nine months ended September 30, 1995 and 1994, respectively. NAREIT has recently adopted revisions to the definition of funds from operations which will become effective in 1996. The most material impact of the new guidelines will be (i) amortization of deferred financing costs will be treated as an expense - i.e. it will no longer be treated as an add-back to net income and (ii) certain gains on sales of land will be included in funds from operations if deemed to be recurring. These changes will have no impact on the way the Company currently computes its funds from operations. FFO is a supplemental performance measure for equity REITs used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                          PART II.  OTHER INFORMATION


Items 1 through 5 are inapplicable.

Item 6  Exhibits and Reports on Form 8-K.
        ---------------------------------

     (a) The following exhibits are included herein:

          (10) Amendment to Management Agreement among Public Storage Management, Inc., Storage Equities, Inc. and the Company, dated as of November 13, 1995.

          (27)   Financial Data Schedule

     (b) Form 8-K
         None

                           STORAGE PROPERTIES, INC.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1995                      STORAGE PROPERTIES, INC.



                                         By:  /s/ David P. Singelyn
                                             ---------------------------
                                             David P. Singelyn
                                             Vice President/Controller