Form 10-K405
period 1995-12-31
STORAGE PROPERTIES INC
filed 1996-03-27
CIK 839477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 [Fee Required]

For the fiscal year ended December 31, 1995

or [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from       to
                              ------    ------

Commission File Number: 1-10609

                            STORAGE PROPERTIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

   California                                            95-4209511
---------------------------------       ---------------------------------------
(State or other jurisdiction
of incorporation or organization         (I.R.S. Employer Identification Number)

           600 North Brand Boulevard, Glendale, California 91203-1241
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080
                                                    --------------

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.05 Par Value                   American Stock Exchange
---------------------------                  ----------------------------------
(Title of each class        )             (Name of exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      -----
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 29, 1996:

Common Stock, $.05 Par Value - $20,846,000 (computed on the basis of $6-9/16 per share which was the reported closing sale price of the Company's Common Stock on the American Stock Exchange on February 29, 1996)

The number of shares outstanding of the registrant's classes of common stock as of February 29, 1996:

                 Common Stock, $.05 Par Value - 3,348,167 Shares
                 -----------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III will be included in an amendment to this Form 10-K under cover of a Form 10-K/A filed within 120 days of the Registrant's 1995 fiscal year, which information is incorporated by reference into Part III.

                            STORAGE PROPERTIES, INC.
                                     PART I


ITEM 1. BUSINESS
        --------
General

     Storage Properties, Inc. (the "Company") is a real estate investment trust ("REIT") organized as a corporation under the laws of California in March 1989.

     Commencing June 23, 1989, the Company offered a maximum of 23,000,000 shares of its common stock (the "Shares") (including 3,000,000 Shares registered for issuance under the Company's Dividend Reinvestment Plan) to the public on a best-efforts basis at $10.00 per Share, pursuant to the Company's prospectus dated June 23, 1989 (the "Prospectus") contained in its registration statement filed with the Securities and Exchange Commission. The offering was terminated on September 17, 1990 (excluding the offering of Shares pursuant to the Company's Dividend Reinvestment Plan which was terminated January 16, 1991). The Company received approximately $32,035,790 of gross offering proceeds from the sale of 3,203,579 Shares in connection with the offering.

     Pursuant to an Advisory Agreement which was entered into in June 1989 (the "Advisory Agreement"), PS Properties Advisors, Inc. ("PSPA") was the Company's investment advisor through August 1995 (in August 1995, PSPA was merged into its parent, PSI Holdings, Inc. ("PSH"), and PSH assumed all of PSPA's rights and obligations under the Advisory Agreement). In November 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Company's mini-warehouse operator pursuant to a Management Agreement), PSH (which was the Company's investment advisor), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc., a real estate investment trust organized as a California corporation. In the PSMI Merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc. ("PSI") and PSI acquired substantially all of PSMI's United States real estate operations and assumed all of PSMI's rights and obligations under the Advisory Agreement and the Management Agreement, thereby becoming the Company's investment advisor and the operator of the Company's mini-warehouse properties. (As used herein, the term "Advisor" refers to PSI or PSPA, as the context requires.) B. Wayne Hughes, the Company's Chief Executive Officer, and members of his family (the "Hughes Family") is the major shareholder of PSI.

Properties

     The Company owns or has interests in seven mini-warehouse properties in six states.

     Mini-warehouses are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some mini-warehouses also include rentable uncovered parking areas for vehicle storage. Leases for mini-warehouse space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space.

     Users of space in mini-warehouses include both individuals and large and small businesses. Individuals usually employ this space for storage of, among other things, furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

     Mini-warehouses in which the Company has invested generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

     The Company experiences minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Company believes that these fluctuations result in part from increased moving activity during the summer.

     The Company's mini-warehouses are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

     As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Company does not intend to convert its mini-warehouses to other uses.

     See Item 2 - Properties - for a detailed description of the Company's properties in which the Company has an investment interest.


Property Operator
-----------------

     The Company's mini-warehouses are managed by PSI (as successor-in-interest to PSMI) under a Management Agreement. PSI has informed the Company that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated.

     Under the supervision of the Company, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI engages, at the expense of the Company, employees for the operation of the Company's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, Companies, real estate investment trusts or other entities owning facilities operated by PSI.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI attempts to achieve economies by combining the resources of the various facilities that they operate. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

     PSI has developed systems for space inventory, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

     The Company's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Company's facilities are located.
Broadcast media and other advertising costs are charged to the Company's facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the Management Agreement is in effect, PSI has granted the Company a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Company would no longer have the right to use the service marks and related designs except as described below. Management believes that the loss of the right to use the service marks and related designs could have a material adverse effect on the Company's business.

     The Management Agreement may be terminated with or without cause upon 60 days' written notice by either party.

Competition
-----------

     Competition  in  the  market  areas  in  which  the  Company   operates  is
significant and affects the occupancy levels, rental rates and operating expenses of certain of the Company's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses is expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Company believes that the significant operating and financial experience of PSI, and the "Public Storage" name, should enable the Company to continue to compete effectively with other entities.

Other Business Activities
-------------------------

     A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Company's mini-warehouses. The Company believes that the availability of insurance reduces the potential liability of the Company to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

     A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Advisory Agreement
------------------

     Pursuant to the Advisory Agreement and subject to the directors' overall responsibility for managing and controlling the affairs of the Company, PSI advises the Company with respect to its investments and administers its day-to-day operations. The Advisory Agreement, which was entered into in June 1989, had an initial five-year period (through June 1994); thereafter, the Advisory Agreement is automatically renewed for successive two-year periods, subject to termination, with or without cause, by a majority of the directors on behalf of the Company, or by the Advisor, upon 60 days written notice. The Advisory Agreement provides for the purchase by the Company of the Advisor's future interest in the advisory fee upon termination of the Advisory Agreement (except under certain limited circumstances).

     Under the Advisory Agreement, PSI will be paid an advisory fee of 10% of the Company's net cash flow, as defined, beginning when distributions to shareholders (without regard to the number of shares outstanding) from all sources equal 75% of the gross offering proceeds and continue until distributions to shareholders from all sources equal 100% of the gross offering proceeds; thereafter, PSI will be paid an advisory fee of 20% of the Company's net cash flow and 20% of cash from sales or refinancing. Through December 31, 1995, the Company has made and declared cumulative cash distributions to shareholders of approximately $16,367,000. Accordingly, the Company will commence paying PSI an advisory fee of 10% of the Company's net cash flow when $7,660,000 in additional distributions to the Company's shareholders have been made.

     Net cash flow means cash funds provided to the Company from its operations, including interest on loans to the Advisor, without deduction for depreciation, amortization or similar noncash expenses, but after deducting cash funds used to pay or establish a reserve for all cash expenses (other than payments of the advisory fee), debt payments, capital improvements, tenant improvements and replacements.

     Gross offering proceeds means the gross proceeds from the sale of shares to the public through the Company's offering.

     No amounts have been accrued or paid to the Advisor with respect to advisory fees to date as described above.

     If the Advisory Agreement is terminated without the consent of the Advisor, the Capital Repurchase Option (as defined below) will be terminated. The Capital Repurchase Option is the Advisor's' obligation (provided that there has not been any substantial liquidation of the Company' investments without the Advisor's consent) to repurchase the original shares of each original shareholder (at such shareholder's option) for a price equal to the original contribution as reduced by cash distributions from all sources, in the event that the original shareholder has not received cash distributions from all sources equal to his original contribution by no later than June 2003.

     PSI has informed the Company that it does not believe it will have an obligation with respect to the Capital Repurchase Option.

Borrowing Policies And Leveraging
---------------------------------

     The Company's By-Laws give the executive officers and directors broad powers to cause the Company to borrow in furtherance of the Company's objectives. The Company may leverage any of the properties it owns or acquires, through borrowings secured by first or second mortgages or trust deeds. Leveraging techniques such as the foregoing would increase the funds available for investment or distribution and would heighten both the opportunity for gain and the risk of loss to the Company. Investments in properties on a leveraged basis would be expected to produce a positive cash flow only if they generate, at a minimum, sufficient cash revenues to service the related debt and other cash expenses applicable to the property. The extent to which the Company's borrowing powers are utilized at any time will be determined by the executive officers and directors of the Company after considering such factors as the cost of borrowed funds.

Sale Or Financing Of Investments
--------------------------------

     Investments may be disposed of or financed, if and when, in the opinion of the executive officers and directors, it is in the best interest of the Company to do so. The determination of whether a particular property should be sold or otherwise disposed of will be made in the context of the Company's objectives of generating current cash flow and providing capital appreciation. The executive officers and directors will act on the basis of their judgment as to prevailing and expected future economic and money market conditions, and after consideration of the relevant factors relating to the investments and the related tax consequences. The Company may sell properties to affiliates, provided that any sale of a property to an affiliate must be approved by the directors, including a majority of the unaffiliated directors.

     When the Company sells an investment, it may take back from the buyer, as partial payment for the property, a purchase money obligation under which the buyer may not have personal liability.

Proposed Merger
---------------

     In March 1996, the Company and PSI agreed, subject to certain conditions, to merge. In the merger, the Company would be merged with and into PSI, and each outstanding share of the Company's Common Stock (3,348,167 shares) would be converted, at the election of the shareholders of the Company, into either shares of PSI common stock or with respect to up to 20% of the Company's Common Stock, $7.31 in cash. This dollar amount has been based on the Company's estimated net asset value as of June 30, 1996 (the appraised value of the Company's real estate assets and the estimated book value of the Company's other net assets). The number of shares of PSI common stock will be based on dividing this same dollar amount by the average of the per share closing prices on the New York Stock Exchange for a specified period prior to the Company's shareholders' meeting. In the event of the merger, pre-merger cash distributions would be made to shareholders of the Company to cause the Company's net asset value as of the effective date of the merger to be substantially equivalent to its estimated net asset value as of June 30, 1996. If additional cash distributions are required in order to satisfy the Company's REIT distribution requirements, the number of shares of PSI common stock issued in the merger and the amount receivable upon a cash election would be reduced on a pro rata basis in an aggregate amount equal to such additional distributions. The merger is conditioned on, among other requirements, approval by PSI's board of directors, receipt of a satisfactory fairness opinion by the Company and approval by the shareholders of the Company. It is expected that any merger would close in June or July 1996. PSI owns approximately 4 percent of the Common Stock of the Company.

Employees
---------

     As of December 31, 1995, the Company had 22 employees, 5 of whom were executive officers. These persons include resident managers, assistant managers, relief managers, district managers, and administrative and maintenance personnel.

Federal Income Tax
------------------

     The Company intends to continue to operate in a manner so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended, but no assurance can be given that the Company will be able to continue to qualify at all times. By qualifying as a REIT, the Company can deduct dividend distributions to its shareholders for Federal income tax purposes, thus effectively eliminating the "double taxation" (at the corporate and shareholder levels) that typically applies to corporate dividends. The Company believes it is in compliance with these requirements and, accordingly, no provision for income taxes has been made.




ITEM 2. PROPERTIES

     As of December 31, 1995, the Company has investment interests in seven properties by means of ownership and a leasehold interest. The table below provides details of the Company's property interests:

                                                                                                              Date
                              Type of               Size           No. of          Net Rentable             Opened/
Location                      Interest             (Acres)         Spaces          Square Feet              Acquired
--------                      --------             -------         ------          -----------              --------

Las Vegas, NV                   Fee                  2.60            517              65,310                 10/89
Bedford Park, IL                Fee                  3.02            468              50,325                 11/89
Los Angeles, CA                 Fee                  1.04            547              43,700                  1/90
Silver Spring, MD               Fee                  0.73            742              57,450                 11/90
Brooklyn, NY                    Fee                  1.73            769              50,200                 11/90
Newark, CA                      Fee                  4.12            616              58,042                  06/94
Hillside, NJ                  Leasehold (a)          4.37            840              74,300                  9/90

(a) The Company owns an undivided 62.5% interest in the Hillside property. The remaining 37.5% interest is owned by Partners Preferred Yield III, Inc., a REIT that is an affiliate of PSI. The facility is on leased land which is leased from an unrelated third party. The term of the lease is through February 2011 which includes two renewal periods of five years each.

     Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company has expensed, as of December 31, 1995, an estimated $99,000 for known environmental remediation requirements.

     Additional information is set forth below with respect to the Company's seven properties because they have a book value of at least 10% of the total assets of the Company or have accounted for gross revenues of at least 10% of the aggregate gross revenues of the Company

     The Las Vegas, Nevada property is located on the west side of Eastern Avenue approximately one mile east of the University of Nevada. The property operates in a very competitive market. At December 31, 1995, the property's occupancy level was 87% No tenant occupies 10% or more of the rentable area. Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property for the last three years (includes operations prior to the Company's acquisition of the property in June 1993 through conversion of the Company's First Mortgage Convertible Loan (FMCL) secured by the property to fee ownership):

                    Occupancy             Annual Scheduled
         Date            Rate         Rent Per Square Foot
         -------    ------------      --------------------

         1995          91%                   $7.82
         1994          95                     7.30
         1993          91                     6.65

     The Bedford Park, Illinois property is located at the corner of Sayre Avenue and 79th Street which is approximately nine miles southwest of downtown Chicago. The area around the property has had a significant supply of mini-warehouse space become available at the time this property opened in 1989. The majority of the supply of mini-warehouse space in this market is being absorbed. At December 31, 1995, the property's occupancy level was 96%. No tenant occupies 10% or more of the rentable area. Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property for the last three years (includes operations prior to the Company's acquisition of the property in June 1993 through conversion of the Company's First Mortgage Convertible Loan (FMCL) secured by the property to fee ownership):

                    Occupancy             Annual Scheduled
         Date            Rate         Rent Per Square Foot
         -------    ------------      --------------------
         1995             97%             $7.94
         1994             96               7.09
         1993             94               6.54

     The Los Angeles, California property is located at the northeast corner of the intersection of Manchester Avenue and the Harbor (110) Freeway, approximately seven miles southwest of downtown Los Angeles. Competition in this south central area of Los Angeles is light . The property's rental rates are typically lower than the property competitors. At December 31, 1995, the property's occupancy level was 89%. No tenant occupies 10% or more of the rentable area. Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property for the last three years (includes operations prior to the Company's acquisition of the property in June 1993 through conversion of the Company's First Mortgage Convertible Loan (FMCL) secured by the property to fee ownership):

                    Occupancy             Annual Scheduled
         Date            Rate         Rent Per Square Foot
         -------    ------------      --------------------
         1995             89%            $10.46
         1994             85              10.54
         1993             86              11.61

     The Silver Spring, Maryland property is located at the north side of Burlington Avenue, west of Fenton Street, approximately one-fourth of a mile northeast of Washington, D.C. The population around the property is densely populated with only one significant competitor located one block away. Rental rates at this facility have remained competitive with the rates offered by its nearby competitor. At December 31, 1995, the property's occupancy level was 89%. No tenant occupies 10% or more of the rentable area. Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property for the last three years (includes operations prior to the Company's acquisition of the property in June 1993 through conversion of the Company's First Mortgage Convertible Loan (FMCL) secured by the property to fee ownership):

                    Occupancy             Annual Scheduled
         Date            Rate         Rent Per Square Foot
         -------    ------------      --------------------
         1995             91%            $12.96
         1994             88              12.03
         1993             73              11.79

     The Brooklyn, New York property is located at the intersection of Emerson Avenue and Park Avenue approximately eight and one-half miles southeast of downtown Manhattan. The property consist of three connected multi-story buildings. The property competes with two other competitors within a one mile radius of the property. Rental rates are competitive with the rates offered by its competitors. At December 31, 1995, the property's occupancy level was 88%. No tenant occupies 10% or more of the rentable area. Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property for the last three years (includes operations prior to the Company's acquisition of the property in December 1994 through conversion of the Company's First Mortgage Convertible Loan (FMCL) secured by the property to fee ownership):

                    Occupancy             Annual Scheduled
         Date            Rate         Rent Per Square Foot
         -------    ------------      --------------------
         1995             89%            $12.05
         1994             87              10.61
         1993             69               9.96

     The Newark, California property is located at the northeast corner of the intersection of Jarvis Avenue and Fircrest Street approximately 35 miles southeast of San Francisco. The property consists of five single story buildings. There are five competitors located within a three mile radius of the property. The rental rates charged at this property are consistent with those charged at the competitor's properties. At December 31, 1995, the property's occupancy level was 87%. No tenant occupies 10% or more of the rentable area. Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property for the last two years (the property was acquired in June
1994):

                    Occupancy             Annual Scheduled
         Date            Rate         Rent Per Square Foot
         -------    ------------      --------------------
         1995             83%             $8.95
         1994             78               8.62

     The Hillside, New Jersey property is located at 669 Glenwood Avenue. The nearest intersection is North Union Avenue. The property's visibility is very good from the Garden State Parkway. The property is in a predominately dense residential and light industrial community with no competitors within the immediate market. The property consists of 840 units in single story buildings. At December 31, 1995, the property's occupancy level was 97%. No tenant occupies 10% or more of the rentable area. Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property for the last three years:

                    Occupancy             Annual Scheduled
         Date            Rate         Rent Per Square Foot
         -------    ------------      --------------------
         1995             98%            $13.60
         1994             96              12.91
         1993             96              12.62


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     There are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     The Company held an annual meeting of shareholders on November 13, 1995. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the election of directors, and the vote was as follows:

                               Number of Shares of
                                  Common Stock
                           --------------------------
Name                       Voted For         Withheld
----                       ---------         --------

B. Wayne Hughes             2,174,755           62,777
Harvey Lenkin               2,175,105           62,427
Dann V. Angeloff            2,170,012           67,520
Vern O. Curtis              2,176,605           60,927
Berry Holmes                2,172,824           64,708
Michael M. Sachs            2,171,559           65,973
Jack D. Steele              2,172,877           64,655

                            STORAGE PROPERTIES, INC.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS
        -----------------------------------------------------------------

Description of Shares
---------------------

     Commencing June 23, 1989, the Company offered a maximum of 23,000,000 shares of its common stock to the public on a best-efforts basis at $10.00 per share. The offering was terminated on September 17, 1990 (excluding the offering of shares pursuant to the Company's Dividend Reinvestment Plan which was terminated January 16, 1991). The Company received gross proceeds in connection with the offering of $32,035,790 representing 3,203,579 shares sold to 2,858 investors.

     The Shares began trading on the American Stock Exchange ("AMEX") on October 1, 1990.

     As of February 28, 1996, there were approximately 1,007 holders of record of the common stock.

Market Prices and Dividends
---------------------------

     The following table sets forth the high and low sales prices on the AMEX composite tape and dividends for 1994 and 1995:

                                      Sales Price        Cash Dividends
Year        Quarter Ended            High      Low          Declared
----        -------------            ----      ---          --------

1994        March 31              $5-1/2      $4-3/4        $.07
            June 30                4-15/16     4-3/8         .07
            September 30           5-1/8       4-1/2         .07
            December 31            5-1/2       4-11/16       .40  (1)

1995        March 31              $5-3/4      $4-3/4        $.08
            June 30                6           5-1/2         .08
            September 30           6-1/8       5-1/2         .08
            December 31            6-3/8       5-7/8         .28  (2)

   (1)  Includes a special dividend of $.32 per share
   (2)  Includes a special dividend of $.20 per share

     For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof, and for the past two years all distributions have been classified as ordinary income.

     Under generally accepted accounting principles, the amount of distributions to shareholders exceeded income by $431,000 and $277,000 in 1995 and 1994, respectively.

     In the event that an Original Shareholder, as defined below, has not received cash distributions from all sources (including distributions, if any, attributable to the distribution guaranty which expired June 23, 1993, and distributions reinvested under the Company's Dividend Reinvestment Plan) equal to his Original Contribution by the earlier of (i) June 23, 2003 or (ii) the date that a notice is sent to shareholders seeking shareholder approval of a dissolution of the Company, the Original Shareholder may require PSI to repurchase his Original Shares for the price described below (the "Capital Repurchase Option"), provided that there has not been any substantial liquidation of the Company's investments without the consent of PSI. Each Original Shareholder desiring to exercise the Capital Repurchase Option must provide written notice to PSI during the 60-day period following June 23, 2003 (or the date of the notice seeking shareholder approval for a dissolution, as applicable). Upon PSI's receipt of written notice from an Original Shareholder of the exercise of the Capital Repurchase Option, PSI will purchase the Original Shares of that Original Shareholder, by June 23, 2004 (or the effective date of the dissolution, if applicable), for a price equal to the Original Contribution, as reduced by cash distributions to the Original Shareholder from all sources (including distributions reinvested under the Dividend Reinvestment Plan). Transferees or assignees of Shares (other than transferees by operation of law) will not have any rights with respect to the Capital Repurchase Option. The burden will be on the shareholder to prove that he is the Original Shareholder (or a transferee by operation of law).

     Original Shareholders means the original registered holders of the Shares purchased pursuant to the Company's offering. Original Contribution means $10 per Share. Original Shares means the shares purchased pursuant to the Company's offering, excluding Shares purchased under the Dividend Reinvestment Plan.

     PSI has informed the Company that it does not believe it will have an obligation with respect to the Capital Repurchase Option.

ITEM 6. SELECTED FINANCIAL DATA
        ------------------------

                                                            For the Year Ended December 31,
                                           ---------------------------------------------------------------------------
                                           (In thousands, except per share data and weighted average shares)

                                           1995              1994              1993              1992             1991
                                           ----              ----              ----              ----             ----

Revenues                                  $3,746           $3,557            $3,447           $ 3,634          $ 3,653
Costs and expenses                         2,436            1,792             1,074               537              583
                                           -----            -----             -----               ---              ---

Net Income                                $1,310           $1,765            $2,373           $ 3,097          $ 3,070
                                          ======           ======            ======           =======          =======

Net income per share                      $  .39         $    .53          $    .71          $    .92        $     .91
                                          ======           ======            ======           =======          =======

Distributions declared per share        $    .52         $    .61          $    .69          $   1.00         $   1.00
                                          ======           ======            ======           =======          =======

Weighted average common
  shares outstanding                   3,348,167        3,348,167         3,348,167         3,348,167        3,358,113
                                       =========        =========         =========         =========        =========


Other data:
Net cash provided by
  operating activities                  $  2,338         $  2,373          $  3,488          $  3,245         $  2,973

Net cash (used in) provided
  by investing activities                  1,172           (1,307)            1,251               (11)              (8)

Net cash used in
  financing activities                    (2,143)          (1,105)           (2,745)           (3,348)          (3,343)

Capital expenditures to
  maintain facilities                       (144)            (152)              (10)              (11)              (8)

Depreciation and amortization                777              612               341               108              102

Funds from Operation (1)                  $2,186           $2,377            $2,714           $3,205            $3,172
                                          ======           ======            ======           ======            ======

Balance Sheet:
Total assets                            $ 28,308         $ 28,956          $ 28,361          $ 28,519         $ 28,783
Shareholders' equity                      27,002           27,433            27,710            27,647           27,898


(1) Funds from operations (FFO) is defined as net income before depreciation and extraordinary or non-recurring items. FFO is a National Association of Real Estate Investment Trusts (NAREIT) defined term by which REITs may be compared and does not factor out the REIT's requirements to make either capital improvements or principal payments on debt, if any. NAREIT has recently adopted revisions to the definition of funds from operations which will become effective in 1996. The most material impact of the new guidelines will be (I) amortization of deferred financing costs will be treated as an expense - i.e. it will no longer be treated as an add-back to net income and (ii) certain gains on sales of land will be included in funds from operations if deemed to be recurring. These changes will have no impact on the way the Company currently computes its funds from operations. FFO is a supplemental performance measure for equity REITs used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income, as a measure of the Company's liquidity or operating performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------

Results of Operations
---------------------

Year ended December 31, 1995 compared to the year ended December 31, 1994
-------------------------------------------------------------------------

     The Company's net income for 1995 compared to 1994 reflects the impact of converting the Brooklyn, New York FMCL to a fee interest in the property in December 1994 and the operations of a property acquisition in June 1994. Effective December 31, 1994, the Company exercised its option to acquire the Brooklyn, New York property in which it held a convertible note receivable from the Advisor. As a result, 1995 income includes operating income from the Brooklyn, New York property compared to interest income on the mortgage note secured by this property.

     Net  income  in  1995  was  $1,310,000  compared  to  $1,765,000  in  1994, representing a decrease of $455,000. Net income per share was $.39 in 1995 compared to $.53 in 1994, representing a decrease of $.14 or 26% per share. The decrease in net income is attributable to lower earnings on property operations compared to the interest income that had been earned on the Brooklyn, New York FMCL.

     Rental income increased $918,000 or 34% from $2,664,000 in 1994 to $3,582,000 in 1995. The improvement is attributable to an increase in occupancy levels and rental rates at the Company's "Same Store" properties (properties owned since June 1993) and the acquisition of an additional properties in June 1994 and the conversion of the Brooklyn property to a fee interest in December 1994. The Company's properties had weighted average occupancy levels of 91% and 90% for 1995 and 1994, respectively.

     Interest income - affiliate decreased $825,000 from $841,000 in 1994 to $16,000 in 1995 due to the conversion of the Brooklyn, New York FMCL to an equity ownership in the property in December 1994. The $16,000 earned in 1995 represents interest on the balance of the principal paydown amount on the Brooklyn, New York FMCL collected from the Advisor in February 1995.

     Interest income - other increased $96,000 from $52,000 in 1994 to $148,000 in 1995 as a result of increases in interest rates earned and average cash balances invested.

     Cost of operations (including management fees paid to affiliate and depreciation and amortization) increased from $1,636,000 in 1994 to $2,192,000 in 1995 due to the acquisition of additional properties in June 1994 and December 1994. Cost of operations (including management fees paid to affiliate and depreciation and amortization) at the Company's "Same Store" properties increased slightly due to repairs and maintenance cost and management fees paid to affiliate resulting from increased rental income.

     The following table illustrates the operating trends of the Company's mini-warehouse facilities:

                                                 For the year ended December 31,
                                                 -------------------------------
                                                         1995        1994 (1)
                                                         ----        -----

Weighted average occupancy level                            91%        90%
Realized monthly rent per occupied square foot (2)        $.88       $.87
Operating margin: (3)
      Before reduction for depreciation expense             60%        61%
      After reduction for depreciation expense              39%        39%


-----------
(1) Includes the operations of the Brooklyn, New York property before the Company acquired it in December 1994 and the operations of the Newark, California property from June 1994.
(2) Realized rent per square foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the posted rental rates, since posted rates can be discounted through the use of promotions. Includes administrative and late fees.
(3) Operating margins are based on the Company's operation of the facilities. Operating margin (before reduction for depreciation expense) is computed by dividing rental income less cost of operations by rental income. Operating margin (after reduction for depreciation expense) is computed by dividing rental income less cost of operations and depreciation by rental income.


Management believes that the trends in property operations are due to:

     - Increasing occupancy levels resulting from decreased levels of new supply in the industry and promotion of the Company's facilities by PSI.
     - Increasing realized rents per square foot of mini-warehouse space resulting from increased demand for space and fewer promotional discounts of scheduled rents required to maintain relatively high occupancies.
     - Increasing revenues due to increasing realized rents and occupancy levels offset in part by an increase in expenses (primarily management fees and repair and maintenance cost).

     Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company has expensed, as of December 31, 1995, an estimated $99,000 for known environmental remediation requirements.

Year ended December 31, 1994 compared to the year ended December 31, 1993
-------------------------------------------------------------------------

     The Company's income for 1994 reflects the conversion of the majority of its asset base from mortgages to fee interest in the properties and the operations of a property acquisition in June 1994. Effective June 30, 1993, the Company exercised its option to acquire four of five properties in which it held convertible notes receivable from its Advisor. As a result, income for the first six months of 1994 includes the operating income of these properties compared to interest income on the mortgage notes secured by these properties in the same period in 1993. The operations for the last six months of 1994 and 1993 include the operating income of these properties.

     Net  income  in  1994  was  $1,765,000  compared  to  $2,373,000  in  1993, representing an decrease of $608,000. Net income per share was $.53 in 1994 compared to $.71 in 1993, representing a decrease of $.18 or 25% per share. The decrease in net income is attributable to lower earnings on property operations compared to the interest income that had been earned on the FMCLs.

     Interest income from affiliate decreased $1,156,000 from $1,997,000 in 1993 to $841,000 in 1994 as a result of the conversion of $17,788,000 of FMCLs in June 1993 to equity ownership of the facilities that had secured those FMCLs.

     Other interest income increased $35,000 from 1993 to 1994 primarily as a result of an increase in cash balances that resulted from the Advisor making principal paydowns of the FMCLs in June 1993 and a slight increase in interest rates earned on invested cash balances during 1994 compared to 1993.

     Depreciation expense increased $271,000 from $341,000 in 1993 to $612,000 in 1994 as a result of a full year of depreciation with respect to the four mini-warehouse facilities acquired in June 1993 and a partial year of depreciation on a facility acquired in June 1994. Depreciation in 1995 is expected to increase as the result of a full year of depreciation on the facilities acquired in June 1994 and December 1994.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities (net income plus depreciation and amortization) reflects the cash generated from the Company's business before distributions to shareholders and capital expenditures. Net cash provided by operating activities has decreased from $3,488,000 in 1993 to $2,338,000 in 1995 primarily as the result of a decrease in net income attributable to earnings from property operations being lower than the interest income that had been earned on the FMCLs.

     The Company's Funds From Operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts ("NAREIT") as net income before loss on early extinguishment of debt, gain on disposition of real estate and non-recurring items (including environmental cost), plus depreciation and amortization. FFO for the years ended December 31, 1995, 1994 and 1993 was $2,186,000, $2,377,000 and $2,714,000, respectively. NAREIT has recently adopted revisions to the definition of funds from operations which will become effective in 1996. The most material impact of the new guidelines will be (i) amortization of deferred financing costs will be treated as an expense - i.e. it will no longer be treated as an add-back to net income and (ii) certain gains on sales of land will be included in funds from operations if deemed to be recurring. These changes will have no impact on the way the Company currently computes its funds from operations. FFO is a supplemental performance measure for equity REITs used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income, as a measure of liquidity or operating performance.

     The following table summarizes the Company's ability to make capital improvements to maintain its facilities through the use of cash provided by operating activities. The remaining cash flow is available to the Company for distributions to its shareholders. The deficiency of cash available for distributions in 1995 and 1993 were funded from cash reserves and principal payments received on the FMCLs.

                                                                                Years ended December 31,
                                                                         -------------------------------------------
                                                                         1995              1994               1993
                                                                         ----              ----               ----
Net income                                                             $1,310,000       $1,765,000        $2,373,000
Environmental cost                                                         99,000          -                 -
Depreciation and amortization                                             777,000          612,000           341,000
                                                                          -------          -------           -------
Funds from operations (net cash provided by operating
     activities before changes in working capital components)           2,186,000        2,377,000         2,714,000
Capital improvements to maintain facilities                              (144,000)        (152,000)          (10,000)
                                                                         --------         --------           -------
Excess funds available for distributions to shareholders                2,042,000        2,225,000         2,704,000
Cash distributions to shareholders                                     (2,143,000)      (1,105,000)       (2,745,000)
                                                                       ----------       ----------        ----------
(Deficiency) excess of funds available for optional
     distributions to shareholders or for investment                  $  (101,000)     $ 1,120,000        $  (41,000)
                                                                       ===========      ===========        ==========

     For 1996, the Company anticipates approximately $130,000 in capital improvements in 1996. During 1995, the Company's property operator commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $19,000 for such enhancements.


     In November 1995, the Management Agreement with PSMI was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Company agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In November 1995, the Company prepaid, to PSI, 8 months of 1996 management fees at a cost of $125,000.

REIT Distribution Requirement
-----------------------------

     As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed. Under certain circumstances, the Company can rectify a failure to meet the 95% distribution test by making distributions after the close of a particular taxable year and attributing those distributions to the prior year's taxable income. The Company has satisfied the REIT distribution requirement for 1994 and 1995 by attributing distributions in 1995 and 1996 to the prior year's taxable income. The extent to which the Company will be required to attribute distributions to the prior year will depend on the Company's operating results (taxable income) and the level of distributions as determined by the Board of Directors.

     Through June 23, 1993, the Advisor guaranteed that the quarterly distributions to shareholders (including distributions by the Company of capital or borrowed funds to shareholders) would equal $.25 per share, which distribution guaranty has expired.

     On November 13, 1995, the Company's Board of Directors declared a regular distribution of $.08 per share and a special distribution of $.20 per share which was payable on January 12, 1996 to shareholders of record on December 29, 1995.

Collection of Note Receivable
-----------------------------

     In connection with a sale of land to an unaffiliated third party in September 1994, the Company received a $450,000 mortgage note. In April 1995, the note was paid off prior to its maturity.

Proposed Merger
---------------

     In March 1996, the Company and PSI agreed, subject to certain conditions, to merge. In the merger, the Company would be merged with and into PSI, and each outstanding share of the Company's Common Stock (3,348,167 shares) would be converted, at the election of the shareholders of the Company, into either shares of PSI common stock or with respect to up to 20% of the Company's Common Stock, $7.31 in cash. This dollar amount has been based on the Company's estimated net asset value as of June 30, 1996 (the appraised value of the Company's real estate assets and the estimated book value of the Company's other net assets). The number of shares of PSI common stock will be based on dividing this same dollar amount by the average of the per share closing prices on the New York Stock Exchange for a specified period prior to the Company's shareholders' meeting. In the event of the merger, pre-merger cash distributions would be made to shareholders of the Company to cause the Company's net asset value as of the effective date of the merger to be substantially equivalent to its estimated net asset value as of June 30, 1996. If additional cash distributions are required in order to satisfy the Company's REIT distribution requirements, the number of shares of PSI common stock issued in the merger and the amount receivable upon a cash election would be reduced on a pro rata basis in an aggregate amount equal to such additional distributions. The merger is conditioned on, among other requirements, approval by PSI's board of directors, receipt of a satisfactory fairness opinion by the Company and approval by the shareholders of the Company. It is expected that any merger would close in June or July 1996. PSI owns approximately 4 percent of the Common Stock of the Company.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

     The Company's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE AND CHANGES IN ACCOUNTANTS.
         -------------------------------------------------------------------

                                      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the Company's 1995 fiscal year end.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the Company's 1995 fiscal year end.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the Company's 1995 fiscal year end.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ------------------------------------------------

     Incorporated by reference herein is the information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the Company's 1995 fiscal year end.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
          --------------------------------------------------------------


     (a)     1.     Financial Statements

                    The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this report.

             2.     Financial Statement Schedules
                    The financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this report.

             3.     Exhibits
                    See Exhibit Index contained herein.

     (b)     Reports on Form 8-K
                    No reports on Form 8-K were filed during the last quarter of the period ended December 31, 1995.

      (c)    Exhibits

                    See Exhibit Index contained herein.

                            STORAGE PROPERTIES, INC.

                                  EXHIBIT INDEX

                                  (Item 14(c))


     3.1 Articles of Incorporation. Previously filed as an exhibit to the Company's Registration Statement No. 33-24360 and incorporated herein by reference.

     3.2 Amended and Restated By-Laws. Previously filed as an exhibit to the Company's Registration Statement No. 33-24360 and incorporated herein by reference

     10.1 Management Agreement between Storage Properties, Inc. and Public Storage Management, Inc. Previously filed as an exhibit to the Company's Registration Statement No. 33-24360 and incorporated herein by reference

     10.2 Amendment to Management Agreement date November 13, 1995 among Storage Properties, Inc., Public Storage Management, Inc. and Storage Equities, Inc.. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference.

     10.3 Advisory Agreement between Storage Properties, Inc. and PS Properties Advisors, Inc. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

     10.4 Master Secured Construction Loan Agreement between Storage Properties, Inc. and PS Properties Advisors, Inc. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

     27   Financial Data Schedule. Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               STORAGE PROPERTIES, INC.

Date:  March 26, 1996                          By:   /s/ HARVEY LENKIN
                                                    Harvey Lenkin, President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Signature                                  Title                                         Date
      ---------                                  -----                                         ----

/s/ HARVEY LENKIN                          President and Director                         March 26, 1996
-----------------
Harvey Lenkin

/s/ RONALD L. HAVNER, JR                   Vice President, Chief                          March 26, 1996
------------------------
Ronald L. Havner, Jr.                      Financial Officer
                                           (Principal Financial
                                           Officer)

/s/ DAVID P. SINGELYN                      Vice President, Controller                     March 26, 1996
---------------------
David P. Singelyn                          (Principal Accounting
                                           Officer)


/s/ B. WAYNE HUGHES                        Chairman of the Board                          March 26, 1996
-------------------
B. Wayne Hughes                            and Director
                                           (Principal Executive
                                           Officer)

/s/ DANN V. ANGELOFF                       Director                                       March 26, 1996
--------------------
Dann V. Angeloff


/s/ VERN O. CURTIS                         Director                                       March 26, 1996
------------------
Vern O. Curtis


/s/ BERRY HOLMES                           Director                                       March 26, 1996
----------------
Berry Holmes


/s/ JACK D. STEELE                         Director                                       March 26, 1996
------------------
Jack D. Steele


                            Storage Properties, Inc.
                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES
                                  (Item 14 (a))


                                                                        Page
                                                                     References
                                                                     ----------

Report of Independent Auditors                                           F-1


Financial Statements and Schedules:

      Balance Sheets as of December 31, 1995 and 1994                    F-2

      For each of the three years in the period ended December 31, 1995:

           Statements of Income                                          F-3

           Statements of Shareholders' Equity                            F-4

           Statements of Cash Flows                                      F-5


      Notes to Financial Statements                                  F-6 - F-10


Schedules for the years ended December 31, 1995, 1994 and 1993:
      III  Real Estate and Accumulated Depreciation                 F-11 - F-12
      IV   Mortgage loans on real estate                               F - 13




All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Storage Properties, Inc.


We have audited the accompanying balance sheets of Storage Properties, Inc. as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the schedules listed in the index at item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Storage Properties, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                    ERNST & YOUNG LLP


February 27, 1996,
except for footnote 8 which date
is March 4, 1996
Los Angeles, California


                            STORAGE PROPERTIES, INC.
                                 BALANCE SHEETS
                           December 31, 1995 and 1994


                                                                        1995                       1994
                                                                        ----                       ----

                                             ASSETS
                                             ------

Cash and cash equivalents                                             $3,608,000               $ 2,241,000

Note receivable                                                           -                        417,000

Due from affiliate                                                         -                       899,000

Other assets                                                             169,000                   237,000

Unimproved land                                                          578,000                   578,000

Real estate facilities, at cost:
  Land                                                                 7,499,000                 7,499,000
  Buildings                                                           18,419,000                18,275,000
                                                                      ----------                ----------
                                                                      25,918,000                25,774,000
  Less: accumulated depreciation                                      (1,965,000)               (1,190,000)
                                                                      ----------                ----------
                                                                      23,953,000                24,584,000
                                                                      ----------                ----------

Total assets                                                         $28,308,000               $28,956,000
                                                                     ===========               ===========


                                            LIABILITIES AND SHAREHOLDERS' EQUITY
                                            ------------------------------------

Accrued and other liabilities                                       $    284,000               $   109,000
Dividends payable                                                        937,000                 1,339,000
Advance payments from renters                                             85,000                    75,000

Shareholders' equity:

  Preferred stock, $.05 par value,
     10,000,000 shares authorized,
     none issued and outstanding                                           -                       -
  Common stock, $.05 par value,
     100,000,000 shares authorized,
     3,348,167 issued and outstanding                                    167,000                   167,000
  Paid-in-capital                                                     28,898,000                28,898,000
  Cumulative net income                                               14,304,000                12,994,000
  Cumulative distributions                                           (16,367,000)              (14,626,000)
                                                                      ----------                ----------
     Total shareholders' equity                                       27,002,000                27,433,000
                                                                      ----------                ----------

Total liabilities and shareholders' equity                           $28,308,000               $28,956,000
                                                                     ===========               ===========



                            STORAGE PROPERTIES, INC.
                              STATEMENTS OF INCOME
        For each of the three years in the period ended December 31, 1995


                                                               1995            1994                1993
                                                             ----------       ----------        ----------
REVENUES:

Rental income                                                $3,582,000       $2,664,000        $1,433,000
Interest income - affiliate                                      16,000          841,000         1,997,000
Interest income - other                                         148,000           52,000            17,000
                                                             ----------       ----------        ----------
                                                              3,746,000        3,557,000         3,447,000
                                                              =========        =========         =========




COSTS AND EXPENSES:

Cost of operations                                            1,200,000          864,000           472,000
Management fees paid to affiliate                               215,000          160,000            86,000
Depreciation and amortization                                   777,000          612,000           341,000
Environmental cost                                               99,000            -                 -
General and administrative                                      145,000          156,000           175,000
                                                             ----------       ----------        ----------

                                                              2,436,000        1,792,000         1,074,000
                                                             ----------       ----------        ----------

NET INCOME                                                   $1,310,000       $1,765,000        $2,373,000
                                                              =========        =========         =========



Net income per share                                         $     0.39       $     0.53        $     0.71
                                                              =========        =========         =========
Dividends declared per share                                 $     0.52       $     0.61        $     0.69
                                                              =========        =========         =========
Weighted average common shares                                3,348,167        3,348,167         3,348,167
                                                              =========        =========         =========




                            STORAGE PROPERTIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 1995, 1994 and 1993



                                  Common                                      Cumulative      Cumulative             Total
                                  Stock        Common         Paid-in             Net        Distributions       Shareholders'
                               Outstanding     Stock          Capital           Income         Declared             Equity
                               -----------     -----          -------           ------         --------             ------

Balances at
   December 31, 1992             3,348,167     $167,000       $28,898,000      $8,856,000     $(10,274,000)     $27,647,000

Net income                                                                      2,373,000                         2,373,000

Cash distributions declared
   ($.69 per share)                                                                             (2,310,000)      (2,310,000)
                                 ---------     --------       -----------      ----------     ------------      -----------

Balances at
   December 31, 1993             3,348,167      167,000        28,898,000      11,229,000      (12,584,000)      27,710,000

Net income                                                                      1,765,000                         1,765,000

Cash distributions declared
   ($.61 per share)                                                                             (2,042,000)      (2,042,000)
                                 ---------     --------       -----------      ----------     ------------      -----------

Balance at
    December 31, 1994            3,348,167      167,000        28,898,000      12,994,000      (14,626,000)      27,433,000

Net income                                                                      1,310,000                         1,310,000

Cash distributions declared
   ($.52 per share)                                                                             (1,741,000)      (1,741,000)
                                 ---------     --------       -----------      ----------     ------------      -----------

Balances at
   December 31, 1995             3,348,167     $167,000       $28,898,000     $14,304,000     $(16,367,000)     $27,002,000
                                 =========     ========       ===========     ===========     ============      ===========



                            STORAGE PROPERTIES, INC.
                            STATEMENTS OF CASH FLOWS
                       For each of the three years in the
                         period ended December 31, 1995

                                                                    1995              1994           1993
                                                                    ----              ----           ----

Cash flows from operating activities:

  Net income                                                     $1,310,000        $1,765,000      $2,373,000


  Adjustments to reconcile net income to
     net cash provided by operating activities:

  Depreciation and amortization                                     777,000           612,000         341,000
  Amortization of note premium                                        -                20,000          28,000
  Decrease in other assets                                           66,000            41,000         532,000
  (Decrease) increase in accrued and other liabilities              175,000           (68,000)        142,000
  Increase in advance payments from renters                          10,000             3,000          72,000
                                                                 ----------        ----------      ----------

    Total adjustments                                             1,028,000           608,000       1,115,000
                                                                 ----------        ----------      ----------

    Net cash provided by operating activities                     2,338,000         2,373,000       3,488,000
                                                                 ----------        ----------      ----------

Cash flows from investing activities:
  Principal payments received on mortgage loans                     417,000         1,033,000       1,261,000
  Collection of due from affiliate                                  899,000             -               -
  Proceeds from sale of land                                          -               127,000           -
  Acquisition of facility                                             -            (2,315,000)          -
  Additions to real estate facilities                              (144,000)         (152,000)        (10,000)
                                                                 ----------        ----------      ----------

    Net cash provided by (used in) investing activities           1,172,000        (1,307,000)      1,251,000
                                                                 ----------        ----------      ----------

Cash flows from financing activities:
  Dividends paid to shareholders                                 (2,143,000)       (1,105,000)     (2,745,000)
                                                                 ----------        ----------      ----------

    Net cash used in financing activities                        (2,143,000)       (1,105,000)     (2,745,000)
                                                                 ----------        ----------      ----------

Net increase (decrease) in cash and cash equivalents              1,367,000           (39,000)      1,994,000

Cash and cash equivalents at the beginning of the year            2,241,000         2,280,000         286,000
                                                                 ----------        ----------      ----------

Cash and cash equivalents at the end of the year                 $3,608,000       $ 2,241,000     $ 2,280,000
                                                                 ==========        ==========      ==========


Supplemental schedule of non-cash
  investing and financing activities:

Acquisition of land as paydown on
  first mortgage convertible loan                         $         -             $ 1,155,000$         -
                                                                 ==========        ==========      ==========

Acquisition of real estate facilities in exchange
  for first mortgage convertible loans pursuant
  to purchase options                                     $           -           $ 4,566,000     $16,624,000
                                                                 ==========        ==========      ==========

Receipt of note receivable as proceeds
  from sale of  unimproved land                           $           -          $    450,000$         -
                                                                 ==========        ==========      ==========

                            STORAGE PROPERTIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


1.   Description of the Company's Business
     -------------------------------------

     Storage Properties, Inc. (the "Company") is a California corporation and was organized in March 1988 and has elected to qualify as real estate investment trust ("REIT") for Federal income tax purposes. As of December 31, 1995, the Company's principal investments consisted of mini-warehouse facilities operated as self-storage facilities. Mini-warehouse facilities are self-storage facilities offering space for rent, usually on a month-to-month basis.

     Pursuant to an Advisory Agreement which was entered into in June 1989 (the "Advisory Agreement"), PS Properties Advisors, Inc. ("PSPA") was the Company's investment advisor through August 1995 (in August 1995, PSPA was merged into its parent, PSI Holdings, Inc. ("PSH"), and PSH assumed all of PSPA's rights and obligations under the Advisory Agreement). In November 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Company's mini-warehouse operator pursuant to a Management Agreement), PSH (which was the Company's investment advisor), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc., a real estate investment trust organized as a California corporation. In the PSMI Merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc. ("PSI") and PSI assumed all of PSMI's rights and obligations under the Advisory Agreement and the Management Agreement, thereby becoming the Company's investment advisor and the operator of the Company's mini-warehouse properties. (As used herein, the term "Advisor" refers to PSI or PSPA, as the context requires.)

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Income Taxes
     ------------
     The Company has and intends to continue to qualify as a REIT, as defined in
Section 856 of the Internal Revenue Code (the Code). As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that the Company meets the requirements of the Code. The Company believes it is in compliance with these requirements and, accordingly, no provision for income taxes has been made.

     Revenue Recognition
     -------------------
     Property rents are recognized as earned.

     Cash and Cash Equivalents
     -------------------------
     For purposes of financial statement presentation, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Depreciation and Amortization
     -----------------------------
     The Company's buildings are depreciated on the straight-line basis over the their estimated useful lives of 25 years. One of the Company's buildings which is situated on leased premises is depreciated on the straight-line basis over the term of the related ground lease which approximates its useful life.

     At  December  31,  1995,  the basis of real estate  facilities  for Federal
income  tax  purposes  (after   adjustment  for   accumulated   depreciation  of
$1,184,000) is $25,395,000.

     Net Income per Share
     --------------------
     Net income per share is computed using the weighted average common shares outstanding during the periods presented.

2.   Summary of Significant Accounting Policies (continued)
     -----------------------------------------------------

     Environmental Cost
     ------------------
     Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company has expensed, as of December 31, 1995, an estimated $99,000 for known environmental remediation requirements. Although there can be no assurance, the Company is not aware of any environmental contamination of any of it's property sites which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

3.   First Mortgage Convertible Loans
     --------------------------------

     During 1994, the Company had one First Mortgage Convertible Loan ("FMCL") made to the Advisor. The FMCL was comprised of a nonrecourse loan secured by a first priority deed of trust on a property that was developed and operated as a self-storage facility (the "Brooklyn Property") together with a purchase option which entitled the Company to purchase the Brooklyn Property during the period from June 23, 1993 to June 23, 1995 by converting the FMCL into equity ownership in the Brooklyn Property.

     The FMCL bore interest at 12.25% per annum and had a maturity date of June 23, 1998. Accrued interest was payable quarterly during the Debt Service Guaranty period which ended June 23, 1993 (except where extended by PSI as described below). After expiration of the Debt Service Guaranty, interest on the FMCL would have been payable quarterly out of net property cash flow (as defined) of the Brooklyn Property plus any remaining interest reserve.

     The Advisor had recourse liability for payment of interest on the FMCL during the Debt Service Guaranty period. In addition, if at the end of June 1993, the annualized net cash flow from the Brooklyn Property for the preceding six months was less than four percent of the original principal of the FMCL, the Advisor was obligated to either (i) prepay all or a portion of the FMCL in an amount such that annualized net cash flow from the Brooklyn Property for the preceding six months provided a four percent yield ("Paydown Amount") or (ii) extend the Debt Service Guaranty through June 1994. Under the original terms of the FMCL, if the Debt Service Guaranty was extended through June 1994, and the Brooklyn Property had not achieved the specified performance level by the end of June 1994, the Advisor would have been obligated to prepay the Paydown Amount on the FMCL.

     In June 1993, the Advisor extended the Debt Service Guaranty on the FMCL secured by the Brooklyn Property through June 1994. In May 1994, the Advisor and the Company agreed to extend the Debt Service Guaranty to December 31, 1994. In consideration of the extension of the Debt Service Guaranty, the Advisor transferred to the Company unimproved land with an appraised value (based on an independent appraisal) of $1,155,000 which was applied to reduce the balance of the FMCL secured by the Brooklyn Property. The Paydown Amount on the FMCL secured by the Brooklyn Property was determined to be $1,899,000 (in addition to the paydown on the FMCL made in June 1994 through the transfer of the unimproved land), based on the annualized net cash flow from the Brooklyn Property for the six months ending December 31, 1994. In December 1994, the Advisor paid to the Company $1,000,000 towards the Paydown Amount on the FMCL secured by the Brooklyn Property. The balance of $899,000 was reported as Due from Affiliate at December 31, 1994. In February 1995, the $899,000 balance was paid to the Company by the Advisor in addition to accrued interest of $197,000 that was included in Other Assets at December 31, 1994. Effective December 31, 1994, the Company exercised its purchase option with respect the Brooklyn Property, thereby converting the FMCL to equity ownership. The Company's aggregate purchase price for the Brooklyn Property was $4,558,000. The total acquisition cost of the facility of $4,566,000 includes the above purchase price plus $8,000 of unamortized premium on the FMCL. Effective January 1, 1995, the Company began operating and receiving all operating cash flow from the Brooklyn Property and the Advisor has no further obligation with respect to the converted FMCL.

4.   Real Estate Facilities
     ----------------------

     The Company has an undivided 62.5% interest in a mini-warehouse facility in Hillside, New Jersey. The remaining 37.5% interest in the property is owned by an affiliate of PSI. The facility is located on land which is leased from an unrelated party, however, the Company pays its share of property taxes ($69,000 in 1995, $69,000 in 1994 and $67,000 in 1993). The term of the lease is through February 28, 2011 which includes two renewal option periods of 5 years each.

     Future minimum lease payments (the Company's 62.5% share) with respect to this lease are as follows:

                1996                                 $    68,000
                1997                                      70,000
                1998                                      70,000
                1999                                      70,000
                2000                                      73,000
                Thereafter                               792,000
                                                         -------

                                                      $1,143,000
                                                      ==========

     Included in cost of operations for each of the years ended December 31, 1995, 1994 and 1993 is $66,000, $58,000 and $58,000 in rent expense related to this lease.

5.   Note Receivable
     ---------------

     In September 1994, the Company sold to an unaffiliated party 50% of the unimproved land received from the Advisor for $577,000. The Company did not realize any gain or loss on the sale. The Company received $127,000 in cash and a mortgage note receivable for $450,000. The note bore interest at 9% and provided for monthly principal and interest payments of $14,000 through the maturity of the note in September 1997. The note was paid off in full in April 1995.

6.   Shareholders' Equity
     --------------------

     PSI has an obligation (provided that there has not been any substantial liquidation of the Company's investments without PSI's consent) to repurchase the original shares of each original shareholder (at such shareholder's option) for a price equal to the original contribution as reduced by cash distributions from all sources, in the event that the original shareholder has not received cash distributions from all sources equal to his original contribution by no later than June 2003 (the "Capital Repurchase Option") (see Note 7. Advisory and Management Contracts and Obligations).

     For Federal income tax purposes, all distributions declared by the Board of Directors in 1995, 1994 and 1993 were ordinary income.

7.   Advisory and Management Contracts and Obligations
     --------------------------------------------------

     Pursuant to the Advisory Agreement, PSI advises the Company with respect to its investments and administers the daily operations of the Company.

     The Company has a Management Agreement with PSI (as successor-in-interest to Public Storage Management, Inc.). Under the terms of the agreement, PSI operates the mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined).


7.   Advisory and Management Contracts and Obligations (continued)
     -------------------------------------------------------------

     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Company agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In November 1995, the Company prepaid to PSI 8 months of 1996 management fees at a cost of $125,000. The amount is included in other assets in the Balance Sheet at December 31, 1995 and will be amortized as management fee expense in 1996.

     PSI will be paid an Advisory Fee of 10% of the Company's net cash flow beginning when distributions to shareholders (without regard to the number of shares outstanding) from all sources is equal to 75% of the gross offering proceeds and continuing until distributions to shareholders from all sources equal 100% of the gross offering proceeds; thereafter, PSI will be paid an Advisory Fee of 20% of net cash flow and 20% of cash from sales or refinancing. Gross offering proceeds for which this computation is based are $32,036,000. Through December 31, 1995, the Company has made and declared cumulative cash distributions to shareholders of approximately $16,367,000. Accordingly, the Company will commence paying PSI an advisory fee of 10% of the Company's net cash flow when $7,660,000 in additional distributions to the Company's shareholders have been made.

     The Advisory Agreement had an initial five-year period (through June 1994); thereafter, the Advisory Agreement is automatically renewed for successive two-year periods, subject to termination, with or without cause, by a majority of the directors on behalf of the Company, or by PSI, upon 60 days written notice. The Advisory Agreement provides for the purchase by the Company of PSI's future interest in the Advisory Fee upon termination of the Advisory Agreement (except under certain limited circumstances).

     The Capital Repurchase Option (see Note 6. Shareholders' Equity) is a recourse obligation of PSI. PSI has informed the Company that it does not believe that it will have an obligation with respect to the Capital Repurchase Option.

8.   Subsequent Event
     ----------------

     In March 1996, the Company and PSI agreed, subject to certain conditions, to merge. In the merger, the Company would be merged with and into PSI, and each outstanding share of the Company's Common Stock (3,348,167 shares) would be converted, at the election of the shareholders of the Company, into either shares of PSI common stock or with respect to up to 20% of the Company's Common Stock, $7.31 in cash. This dollar amount has been based on the Company's estimated net asset value as of June 30, 1996 (the appraised value of the Company's real estate assets and the estimated book value of the Company's other net assets). The number of shares of PSI common stock will be based on dividing this same dollar amount by the average of the per share closing prices on the New York Stock Exchange for a specified period prior to the Company's shareholders' meeting. In the event of the merger, pre-merger cash distributions would be made to shareholders of the Company to cause the Company's net asset value as of the effective date of the merger to be substantially equivalent to its estimated net asset value as of June 30, 1996. If additional cash distributions are required in order to satisfy the Company's REIT distribution requirements, the number of shares of PSI common stock issued in the merger and the amount receivable upon a cash election would be reduced on a pro rata basis in an aggregate amount equal to such additional distributions. The merger is conditioned on, among other requirements, approval by PSI's board of directors, receipt of a satisfactory fairness opinion by the Company and approval by the shareholders of the Company. It is expected that any merger would close in June or July 1996. PSI owns approximately 4 percent of the Common Stock of the Company.

9.   Quarterly results (unaudited)
     ----------------------------

     The following is a summary of unaudited quarterly results of operations:

                                                                          Three months ended
                                            ---------------------------------------------------------------
                                              March             June           September        December
                                            31, 1995          30, 1995         30, 1995         31, 1995
                                            --------          --------         --------         --------

     Revenues                               $ 907,000         $ 931,000        $ 970,000         $ 938,000

     Expenses                                 582,000           574,000          581,000           699,000
                                              -------           -------          -------           -------

     Net income                             $ 325,000         $ 357,000        $ 389,000         $ 239,000
                                            =========         =========        =========         =========

     Net income per share                   $    0.10         $    0.10        $    0.12         $    0.07
                                            =========         =========        =========         =========

     Distribution declared per share        $    0.08         $    0.08        $    0.08         $    0.28
                                            =========         =========        =========         =========


                                                                        Three months ended
                                            --------------------------------------------------------------
                                              March             June           September        December
                                            31, 1994          30, 1994         30, 1994         31, 1994
                                            --------          --------         --------         --------

     Revenues                               $ 812,000         $ 848,000        $ 946,000         $ 951,000

     Expenses                                 418,000           408,000          478,000           488,000

     Net income                             $ 394,000         $ 440,000        $ 468,000         $ 463,000
                                            =========         =========        =========         =========

     Net income per share                   $    0.12         $    0.13        $    0.14         $    0.14
                                            =========         =========        =========         =========

     Distribution declared per share        $    0.07         $    0.07        $    0.07      $       0.40
                                            =========         =========        =========         =========


                            Storage Properties, Inc.

             Schedule III - Real Estate and Accumulated Depreciation


                                                                              Cost
                                                                          subsequent to        Gross Carrying Amount
                                                  Initial Cost             Acquisition          at December 31, 1995
                                             ---------------------                           -----------------------
Description                Encumbrance       Land        Buildings        (Improvements)     Land         Buildings        Total
-----------                -----------       ----        ---------        --------------     ----         ---------        -----

4425 S. Eastern Avenue
Las Vegas, Nevada               -         $1,111,000    $ 3,003,000        $  9,000       $1,111,000    $ 3,012,000     $ 4,123,000

6990 W. 79th Street
Bedford Park, Illinois          -            392,000      2,221,000          26,000          392,000      2,247,000       2,639,000

365 Manchester Avenue
Los Angeles, California         -          1,323,000      2,353,000          18,000        1,323,000      2,371,000       3,694,000

7800 Fenton Street
Silver Spring, Maryland         -          2,178,000      4,044,000          14,000        2,178,000      4,058,000       6,236,000

669 Glenwood Avenue
Hillside, New Jersey            -             -           2,096,000          30,000           -           2,126,000       2,126,000

35360  Fircrest
Newark, California              -            579,000      1,736,000         218,000          579,000      1,954,000       2,533,000

72 Emerson Place
Brooklyn, New York              -          1,916,000      2,650,000           1,000        1,916,000      2,651,000       4,567,000
                                           ---------      ---------           -----        ---------      ---------       ---------

Total                           -         $7,499,000    $18,103,000        $316,000       $7,499,000    $18,419,000     $25,918,000
                                          ==========    ===========        ========       ==========    ===========     ===========



                            Storage Properties, Inc.

             Schedule III - Real Estate and Accumulated Depreciation




                                Accumulated          Date
Description                    Depreciation        Acquired
-----------                    ------------        --------

4425 S. Eastern Avenue
Las Vegas, Nevada                $ 300,000       June 1993

6990 W. 79th Street
Bedford Park, Illinois             224,000       June 1993

365 Manchester Avenue
Los Angeles, California            236,000       June 1993

7800 Fenton Street
Silver Spring, Maryland            410,000       June 1993

669 Glenwood Avenue
Hillside, New Jersey               550,000      Sept. 1990

35360  Fircrest
Newark, California                 138,000       June 1994

72 Emerson Place
Brooklyn, New York                 107,000       Dec. 1994
                                   -------

Total                           $1,965,000
                                ==========


                            Storage Properties, Inc.

                           Real Estate Reconciliation

                            Schedule III (continued)



(a) The following is a reconciliation of costs and related accumulated depreciation:


                                      COST

                                             1995                1994              1993
                                          -----------         -----------      ------------


Balance at the beginning of the period    $25,774,000         $18,741,000      $  2,107,000


Additions during the period
         Acquisitions                           -               6,881,000        16,624,000
         Improvements                         144,000             152,000            10,000

Deductions during the period                    -                   -                   -
                                          -----------         -----------      ------------
Balance at the close of the period        $25,918,000         $25,774,000       $18,741,000
                                          ===========         ===========      ============




                     ACCUMULATED DEPRECIATION RECONCILIATION

                                            1995                  1994              1993
                                          -----------         -----------      ------------

Balance at the beginning of the period    $1,190,000             $580,000         $242,000

Additions during the period

         Depreciation                        775,000              610,000          338,000

Deductions during the period                    -                   -                -
                                          -----------         -----------      ------------

Balance at the close of the period         $1,965,000           $1,190,000         $580,000
                                          ===========         ===========      ============


(b) The aggregate cost of the real estate for Federal income tax purposes is $25,395,000.

                            Storage Properties, Inc.

                   Schedule IV - Mortgage Loans on Real Estate

                                December 31, 1995



Activity in Mortgage Loans Receivable is as follows:




                                              1995              1994                1993
                                           -----------         -----------      ------------

Balance at Beginning of period          $         -            $7,640,000         $25,553,000

Additions during period:
         New mortgage loans                       -                 -                   -

Deductions during period:
         Amortization of premium                  -               (21,000)            (28,000)
         Collection of principal                  -            (2,155,000)         (1,261,000)
         Other (1)                                -            (5,464,000)        (16,624,000)
                                        -----------            ----------         -----------

Balance at end of period                $        -             $        -          $ 7,640,000
                                        ===========             ==========         ===========


(1) In June 1993 the Company exercised its purchase options on the Las Vegas, Nevada; Bedford, Illinois; Los Angeles, California; and Silver Spring, Maryland properties by converting its investment in the respective mortgage loans into equity ownership of the four properties.

     In December 1994 the Company exercised its purchase option on the Brooklyn, New York property by converting its investment in the mortgage note into equity ownership of the property.