Form 10-K405/A
period 1995-12-31
STORAGE PROPERTIES INC
filed 1996-04-29
CIK 839477

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-K/A

                             AMENDMENT NO. 1


   [X]  Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [Fee Required]

        For the fiscal year ended       December 31, 1995
                                        -----------------

                                      or
   [  ] Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [No Fee Required]

        For the transition period from           to
                                       ----------   ----------

        Commission File Number:         1-10609
                                        -------

                        STORAGE PROPERTIES, INC.
                        ------------------------
         (Exact name of registrant as specified in its charter)

        California                        95-4209511
        ----------                        ----------
   (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)        Identification Number)

   701 Western Avenue, 2nd Floor
   Glendale, California                        91201-2397
   ---------------------------------------     ----------
   (Address of principal executive offices)    (Zip Code)

   Registrant's telephone number,
   including area code:                   (818) 244-8080
                                          --------------

   Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
   Title of each class                  on which registered
   -------------------                  ---------------------

   Common Stock, $.05 par value         American Stock Exchange


   Securities registered pursuant to Section 12(g) of the Act:

                                  None
                           ------------------
                            (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days.   [ X ] Yes   [   ] No

   Item 10.  Directors and Executive Officers of the Company.
             -----------------------------------------------

        Pursuant to an Advisory Agreement which was entered into in June 1989 (the "Advisory Agreement"), PS Properties Advisors, Inc. ("PSPA") was the Company's investment advisor through August 1995
   (in August 1995, PSPA was merged into its parent, PSI Holdings, Inc. ("PSH"), and PSH assumed all of PSPA's rights and obligations under the Advisory Agreement). On November 16, 1995, Public Storage Management, Inc. (which was the Company's mini-warehouse property operator pursuant to a Management Agreement) ("PSMI") was merged (the "PSMI Merger") with and into Storage Equities, Inc., pursuant to an Agreement and Plan of Reorganization dated as of June 30, 1995 and an Amendment to Agreement and Plan of Reorganization dated as of November 13, 1995, each among Storage Equities, Inc., Public Storage, Inc. ("Old PSI") and PSMI. Prior to the Restructuring (described below) and the PSMI Merger, (i) PSH (which was the Company's investment advisor) was the sole shareholder of Old PSI and Old PSI was the sole shareholder of PSMI and (ii) substantially all of the stock of PSH was held by B. Wayne Hughes, as trustee of the B.W. Hughes Living Trust, Tamara L. Hughes, an adult daughter of B. Wayne Hughes and B. Wayne Hughes, Jr., an adult son of B. Wayne Hughes (collectively, the "Hughes Family"). Prior to the PSMI Merger, (among other things) Old PSI was merged with and into PSH, which was followed by the merger of PSH with and into PSMI (collectively, the "Restructuring"). At the time of the PSMI Merger, substantially all of the stock of PSMI was held by the Hughes Family. As a result of the Restructuring and the PSMI Merger, Old PSI, PSH and PSMI ceased to exist, Storage Equities, Inc.'s name was changed to Public Storage, Inc. ("PSI") and PSI acquired substantially all of the United States real estate operations of Old PSI and PSMI and assumed all of PSMI's rights and obligations under the Advisory Agreement and the Management Agreement, thereby becoming the Company's investment advisor and the operator of the Company's mini-warehouse properties. (As used herein, the term "Advisor" refers to PSI or PSPA, as the context requires.) The Hughes Family is the major shareholder of PSI.

        Set forth below is information regarding the directors and executive officers of Storage Properties, Inc. (the "Company"):

          Name                           Positions
          ----                           ---------

        B. Wayne Hughes          Chairman of the Board and Director

        Harvey Lenkin            President and Director

        Ronald L. Havner, Jr.    Vice President and Chief Financial Officer

        David Goldberg           Vice President and General Counsel

        David P. Singelyn        Vice President and Controller

        Obren B. Gerich          Vice President

        Hugh W. Horne            Vice President

        Dann V. Angeloff         Director

        Vern O. Curtis           Director

        Jack D. Steele           Director

        B. Wayne Hughes, age 62, has been Chairman of the Board of the Company since its inception in 1989. He has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties X, Inc., Public Storage Properties XI, Inc., Public Storage Properties XII, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc., Public Storage Properties XX, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc. and Partners Preferred Yield III, Inc. (collectively, the "Public Storage Properties REITs"), real estate investment trusts ("REITs") organized by Old PSI or its affiliates. He was an officer and/or director of Old PSI from its organization in 1972 until November 1995, President of Old PSI from 1978 until November 1995, Chairman of the Board of Old PSI from 1989 until November 1995, a director of PSMI from 1987 until November 1995 and Chairman of the Board and President of PSH from 1989 until November 1995. He has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. He has been active in the real estate investment field for over 25 years.

        Harvey Lenkin, age 60, has been President and a director of the Company since its inception in 1989. He has been President of the Public Storage Properties REITs since 1990. Mr. Lenkin was a director of PSMI from 1978 until November 1995. He was President of PSMI from 1978 until September 1988 and was Chairman of the Board of PSMI from September 1988 until November 1995. He was an officer of Old PSI from September 1988 until November 1995 with overall responsibility for investment banking and investor relations. Mr. Lenkin has been President and a director of PSI since November 1991.

        Ronald L. Havner, Jr., age 38, a certified public accountant, has been a Vice President of the Company since its inception in 1989 and Chief Financial Officer of the Company since November 1991. Mr. Havner has been Vice President of the Public Storage Properties REITs since 1990, Controller of the Public Storage Properties REITs from 1990 until November 1995 and Chief Financial Officer of the Public Storage Properties REITs since November 1995. He was an officer of Old PSI from 1986 until November 1995 and Chief Financial Officer of Old PSI from 1991 until November 1995. Mr. Havner became an officer of PSI in 1990, Chief Financial Officer of PSI in November 1991 and Senior Vice President of PSI in November 1995.

        David Goldberg, age 46, became Vice President and General Counsel of the Company in December 1995. Mr. Goldberg became Senior Vice President and General Counsel of PSI in November 1995 and Vice President and General Counsel of the Public Storage Properties REITs in December 1995. He joined Old PSI's legal staff in June 1991, rendering services on behalf of PSI, the Company, the Public Storage Properties REITs and Old PSI and its affiliates. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and Old PSI and its affiliates.

        David P. Singelyn, age 34, a certified public accountant, was elected Vice President and Controller of the Company in 1991. Mr. Singelyn was employed by Old PSI from 1989 until November 1995. In November 1995, he became Vice President and Treasurer of PSI and Controller of the Public Storage Properties REITs. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

        Obren B. Gerich, age 57, a certified public accountant, has been Vice President and Secretary of the Company since its inception in 1989 and was Chief Financial Officer from 1989 until November 1991. Mr. Gerich has been Vice President and Secretary of the Public Storage Properties REITs since 1990 and was Chief Financial Officer until November 1995. He was an officer of Old PSI from 1975 until November 1995, a director of Old PSI from 1976 until November 1995 and an officer and director of PSMI from 1978 until November 1995. Mr. Gerich was Chief Financial Officer of Old PSI until October 1991 and of PSMI until May 1987. He has been a Vice President of PSI since 1980, became Senior Vice President of PSI in November 1995 and was Chief Financial Officer of PSI until November 1991.

        Hugh W. Horne, age 51, has been a Vice President of the Company since its inception in 1989. He has been a Vice President of the Public Storage Properties REITs since June 1993. Mr. Horne has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He is responsible for managing all aspects of property acquisition for PSI. Mr. Horne was an officer of Old PSI and PSMI from 1973 until November 1995 and a director of Old PSI from 1977 until November 1995.

        Dann V. Angeloff, age 60, has been a director of the Company since its inception in 1989. Mr. Angeloff is president of The Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI and its affiliates. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. He is also a director of Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Royce Medical Company, Seda Specialty Packaging Corp. and PSI.

        Vern O. Curtis, age 61, Chairman of the Audit Committee, is a private investor. Mr. Curtis has been a director of the Company since its inception in 1989. He has been a director of the Public Storage Properties REITs since 1990. He is also a director of the Pimco Funds and Pimco Commercial Mortgage Securities Trust, Inc. Mr. Curtis was Dean of Business School of Chapman College from 1988 to 1990 and President and Chief Executive Officer of Denny's, Inc. from 1980 to 1987.

        Jack D. Steele, age 72, a member of the Audit Committee, has been a director of the Company since its inception in 1989. Mr. Steele has been a director of the Public Storage Properties REITs since 1990. He is also a director of Rohr, Inc. Mr. Steele is a business consultant. He was Chairman - Board Services of Korn/Ferry International from 1986 to 1988 and Dean of School of Business and Professor at the University of Southern California from 1975 to 1986.

   Item 11.   Executive Compensation.
              -----------------------

        Compensation of Executive Officers
        ----------------------------------

        The Company does not pay compensation to its executive officers (other than the directors' fees and expenses paid to Harvey Lenkin -- see "Compensation of Directors" below).

        The Company has an Advisory Agreement with PSI (as successor in interest to PSH, which was the successor in interest to PSPA). (As used herein, the term "Advisor" refers to PSI or PSPA, as the context requires). The Advisory Agreement provides for the payment by the Company to the Advisor of an advisory fee (although no amounts were accrued or paid to the Advisor as an advisory fee through 1995). See "Advisory Agreement" under "Compensation Committee Interlocks and Insider Participation -- Certain Relationships and Related Transactions" below. PSH was controlled by the Hughes Family.

        The Company's properties are operated under a Management Agreement, pursuant to which the Company paid fees to PSMI (and now pays fees to PSI). See "Management Agreement" under "Compensation Committee Interlocks and Insider Participation -- Certain Relationships and Related Transactions" below. PSMI was controlled by the Hughes Family.

        Compensation of Directors
        -------------------------

        Each of the Company's directors, except Mr. Hughes, receives director's fees of $9,000 per year plus $225 for each meeting attended. In addition, each of the members of the Audit Committee receives $225 for each meeting of the Audit Committee attended. The policy of the Company is to reimburse directors for reasonable expenses.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Company does not have a compensation committee. Messrs. Hughes and Lenkin, who are executive officers of the Company, are members of the Board of Directors. Mr. Hughes is a director and the chief executive officer of the 13 Public Storage Properties REITs. Mr. Hughes also is the chief executive officer and a director of PSI, of which Mr. Lenkin is the president and a director. Neither PSI nor any of the 13 Public Storage Properties REITs has a compensation committee.

        Certain Relationships and Related Transactions
        ----------------------------------------------

        Advisory Agreement. Pursuant to an Advisory Agreement, PSI (as successor in interest to PSH, which was the successor in interest to
   PSPA) advises the Company with respect to investments and administers the day-to-day operations of the Company, subject to the supervision of the Board of Directors. (As used herein, the term "Advisor" refers to PSI or PSPA, as the context requires.) Under the Advisory Agreement, the Advisor will be paid an Advisory Fee of 10% of the Company's Net Cash Flow (as defined below) beginning when distributions to shareholders (without regard to the number of shares outstanding) from all sources equal 75% of the Gross Offering Proceeds (as defined below) and continuing until distributions to shareholders from all sources equal 100% of the Gross Offering Proceeds; thereafter, 20% of the Company's Net Cash Flow and 20% of cash from sales or refinancing. Net Cash Flow means cash funds provided to the Company from its operations, including interest on loans to the Advisor, without deduction for depreciation, amortization or similar non-cash expenses, but after deduction for cash funds used to pay or establish a reserve for all cash expenses (other than payment of the Advisory Fee), debt payments, capital improvements, tenant improvements and replacements. Gross Offering Proceeds means the gross proceeds from the sale of shares to the public through the Company's offering. Through 1995, no amounts were accrued or paid to the Advisor as an Advisory Fee.

        The Advisory Agreement, which was entered into in June 1989, had an initial five-year period (through June 1994); thereafter, the Advisory Agreement is automatically renewed for successive two-year periods, subject to termination by either party upon 60 days' notice. The Advisory Agreement provides for the purchase by the Company of the Advisor's future interest in the Advisory Fee upon termination of the Advisory Agreement (except under certain limited circumstances). If the Advisory Agreement is terminated without the consent of the Advisor, the Capital Repurchase Option (as defined below) will be terminated. The Capital Repurchase Option is the Advisor's obligation (provided that there has not been any substantial liquidation of the Company's investments without the Advisor's consent) to repurchase the original shares of each original shareholder (at such shareholder's option) for a price equal to the original contribution as reduced by cash distributions from all sources, in the event that the original shareholder has not received cash distributions from all sources equal to his original contribution by no later than June 2003. The Advisor has informed the Company that it does not believe that it will have an obligation with respect to the Capital Repurchase Option.

        PSH was controlled by the Hughes Family. Mr. Hughes was a director and officer of PSH and is a director and officer of PSI, Mr. Lenkin was a director and officer of PSH and is a director and officer of PSI and certain of the other officers of the Company were also directors and officers of PSH and are also directors and officers of PSI.

        First Mortgage Convertible Loan; Exercise of Purchase Option. Through 1994, the Company had one First Mortgage Convertible Loan ("FMCL") made to the Advisor. (As described below, effective as of December 31, 1994, the FMCL was converted to equity ownership of the facility that had secured that FMCL.) The FMCL was comprised of a nonrecourse loan secured by a first priority deed of trust on a property located in Brooklyn, New York that was developed and is operated as a self-storage facility (the "Brooklyn Property") together with a purchase option which entitled the Company to purchase the Brooklyn Property during the period from June 23, 1993 to June 23, 1995 by converting the FMCL into equity ownership of the Brooklyn Property. The principal amount of the FMCL was determined at 92% of the appraised value of the Brooklyn Property plus an interest reserve. The appraised value was computed using discounted cash flows of the Brooklyn Property. The interest reserve was a fund placed in a restricted cash account with the Advisor used by the Advisor to fund debt service on the FMCL and operating expenses for the Brooklyn Property (including the property operation fee payable by the Advisor to PSMI, an affiliate of the Advisor) when operating cash flow from the Brooklyn Property was insufficient to cover these costs. The Advisor determined the interest reserve based on the projected shortfall in cash flow after debt service on the FMCL and operating expenses for the Brooklyn Property for the period of time commencing with the date of initial rental and ending on the date of projected fill-up.

        The FMCL bore interest at 12.25% per annum and had a maturity date of June 23, 1998. Accrued interest was payable quarterly during the Debt Service Guaranty period which ended June 23, 1993 (except where extended by the Advisor as described below). After expiration of the Debt Service Guaranty, interest on the FMCL would have been payable quarterly out of net property cash flow of the Brooklyn Property plus any remaining interest reserve.

        The Advisor had recourse liability for payment of interest on the FMCL during the Debt Service Guaranty period. In addition, if at the end of June 1993, the annualized net cash flow from the Brooklyn Property for the preceding six months was less than 4% of the original principal of the FMCL, the Advisor was obligated to either (i) prepay all or a portion of the FMCL in an amount such that annualized net cash flow from the Brooklyn Property for the preceding six months provided a 4% yield ("Paydown Amount") or (ii) extend the Debt Service Guaranty through June 1994. Under the original terms of the FMCL, if the Debt Service Guaranty was extended through June 1994, and the Brooklyn Property had not achieved the specified performance level by the end of June 1994, the Advisor would then be obligated to prepay the Paydown Amount on the FMCL.

        The purchase option was exercisable at the Company's election. As part of the FMCL, the Company acquired a purchase option from the Advisor for the right to acquire the Brooklyn Property during the period from June 23, 1993 to June 23, 1995. When the purchase option is exercised, the Company then acquires from the Advisor the equity ownership of the Brooklyn Property (and any unused portion of the interest reserve) for a purchase price equal to the outstanding principal balance (including any accrued and unpaid interest) of the FMCL, together with a bonus exercise payment under certain circumstances.

        The total commitment of the FMCL secured by the Brooklyn Property was $7,612,000, which was fully funded in 1990. The Advisor's total Construction Costs (as defined below) for the Brooklyn Property were approximately $5,707,700. (Construction Costs mean the actual cost of acquisition, development and construction of the Brooklyn Property, including fees and expenses incurred in connection with the Advisor's acquisition of the Brooklyn Property, the costs of the Advisor's personnel engaged in site selection and employed to coordinate and supervise development and construction activity, and the 2% consulting fee payable by the Advisor to PSMI for PSMI's due diligence activities of evaluating and analyzing properties on behalf of the Advisor.)

        In June 1993, the Advisor extended the Debt Service Guaranty on the FMCL secured by the Brooklyn Property through June 1994. In May 1994, the Advisor and the Company agreed to extend the Debt Service Guaranty to December 31, 1994. In consideration of the extension of the Debt Service Guaranty, the Advisor transferred to the Company unimproved land with an appraised value (based on an independent appraisal) of $1,155,000 (the "Land") which was applied to reduce the balance of the FMCL. In February 1995, the Paydown Amount on the FMCL was determined to be $1,899,000 (in addition to the paydown on the FMCL made in June 1994 through the transfer of the Land), based on the annualized net cash flow from the Brooklyn Property for the six months ended December 31, 1994, and the balance of the Paydown Amount was paid by the Advisor to the Company. Effective as of December 31, 1994, the Company exercised its purchase option with respect to the Brooklyn Property, thereby converting the FMCL to equity ownership. Effective January 1, 1995, the Company began operating and receiving all operating cash flow from the Brooklyn Property and the Advisor has no further obligation with respect to the converted FMCL. The Company's purchase price for the Brooklyn Property (equal to the outstanding principal balance of the FMCL after payments of the Paydown Amount) was approximately $4,558,000. The total acquisition cost of the facility of approximately $4,566,000 includes the above purchase price plus $8,000 representing the unamortized portion of the purchase option payment to the Advisor. The Advisor's total Construction Costs for the Brooklyn Property were approximately $5,707,700; the Advisor paid an aggregate of approximately $970,000 under the Debt Service Guaranty relating to the FMCL (which represents interest paid by the Advisor in excess of the interest reserve on the FMCL); and the Advisor paid an aggregate of approximately $3,054,000 in connection with the Paydown Amount on the FMCL (including the paydown of $1,155,000 made through the transfer of the Land).

        In September 1994, the Company sold to an unaffiliated party 50% of the Land for $577,000. The Company did not realize any gain or loss on the sale. The Company received $127,000 in cash and a mortgage note receivable for $450,000. The note bore interest at 9% and provided for monthly principal and interest payments of $14,000 through the maturity of the note in September 1997. The note was paid off in full in April 1995.

        In April 1996, the Company sold to an unaffiliated party the remaining 50% of the Land for approximately $619,700 in cash.

        Management Agreement. The Company has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Company pays PSI (and previously paid PSMI) a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Company. During 1995, the Company paid or accrued fees of $188,000 to PSMI and $27,000 to PSI pursuant to the Management Agreement with respect to 1995 management fees (i.e., exclusive of the prepayment described below). PSMI was controlled by the Hughes Family. Mr. Hughes was a director of PSMI and is a director and officer of PSI, Mr. Lenkin was a director and officer of PSMI and is a director and officer of PSI and certain of the other officers of the Company were also directors and officers of PSMI and are also directors and officers of PSI.

        The Management Agreement may be terminated with or without cause by either party upon 60 days' notice.

        In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Company agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. The Company's disinterested directors approved such prepayment. In November 1995, the Company prepaid to PSI eight months of 1996 management fees at a cost of $125,000.

        Proposed Merger. In March 1996, the Company and PSI agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of Common Stock of the Company (other than shares held by PSI or by shareholders of the Company who have properly exercised dissenters' rights under California law ("Dissenting Shares")) would be converted into the right to receive cash, common stock of PSI or a combination of the two, as follows: (i) with respect to a certain number of shares of Common Stock of the Company (not to exceed 20% of the outstanding Common Stock of the Company, less any Dissenting Shares), upon a shareholder's election, $7.31 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of common stock of PSI determined by dividing $7.31, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of the common stock of PSI during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the shareholders of the Company. The consideration paid by PSI in the merger will be reduced on a pro rata basis by the amount of cash distributions required to be paid by the Company to its shareholders prior to completion of the merger in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the shareholders of the Company in the merger, however, along with any Required REIT Distributions, will not be less than $7.31 per share of Common Stock of the Company, which amount represents the market value of the Company's real estate assets at February 29, 1996 (based on an independent appraisal) and the estimated net asset value of its other assets at June 30, 1996. Additional pre-merger cash distributions would be made to the shareholders of the Company to cause the Company's estimated net asset value as of the date of the merger to be substantially equivalent to its estimated net asset value as of June 30, 1996. The Common Stock of the Company held by PSI will be cancelled in the merger. The merger was approved by the disinterested directors of the Company and is conditioned on, among other requirements, approval by the shareholders of the Company and the disinterested directors of PSI. As a result of the PSMI Merger, PSI is the Company's investment advisor and property operator. PSI owns approximately 8% of the Company's Common Stock (see "Security Ownership of Certain Beneficial Owners" under Item 12).

   Item 12.   Security Ownership of Certain Beneficial Owners and
              Management.
              ----------------------------------------------------

        Security Ownership of Certain Beneficial Owners
        -----------------------------------------------

        The following table sets forth information with respect to the only person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company:

                                        Shares of Common Stock,
                                        $.05 Par Value,
                                        Beneficially Owned as
                                        of April 15, 1996
                                        --------------------------
                                        Number
   Name and Address                     of Shares          Percent
   ----------------                     ------------       -------

   PSI
   701 Western Avenue, 2nd Floor
   Glendale, California 91201-2397       280,600(1)          8.4%

   _______________

   (1) PSI has sole voting and dispositive power with respect to these shares.

        Security Ownership of Management
        --------------------------------

        The following table sets forth information concerning the security ownership of each director of the Company (including B. Wayne Hughes, the Chief Executive Officer) and of all directors and executive officers as a group:

                                          Shares of Common Stock,
                                          $.05 Par Value,
                                          Beneficially Owned as of
                                          April 15, 1996(1)
                                          ----------------------------

                                           Number
        Name                              of Shares            Percent
        ----                              ---------            -------

   B. Wayne Hughes                         3,000(2)             (3)

   Harvey Lenkin                             700(4)             (3)

   Dann V. Angeloff                          100(5)             (3)

   Vern O. Curtis                          1,000                (3)

   Jack D. Steele                          1,000                (3)

   All Directors and Executive
      Officers as a group (10 persons)    51,600(2)(4)(5)(6)   1.5%
   _______________

   (1) Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to the shares.

   (2) Shares held of record by PS Insurance Company, Ltd. as to which Mr. Hughes and Tamara L. Hughes (an adult daughter of Mr. Hughes) share voting and dispositive power.

   (3)  Less than 0.1%.

   (4) Includes 500 shares and 100 shares, respectively, held by custodians of IRAs for Mr. Lenkin and Mrs. Lenkin as to which each has investment power.

   (5) Shares held by a custodian of an IRA for Mr. Angeloff as to which he has investment power.

   (6) Includes shares held of record or beneficially by members of the immediate family of officers of the Company and shares held by custodians of individual retirement accounts for the benefit of officers of the Company (or members of their immediate families).

   Item 13.  Certain Relationships and Related Transactions.
             -----------------------------------------------

             See "Compensation Committee Interlocks and Insider
   Participation   Certain Relationships and Related Transactions" under
   Item 11.


                                  SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     STORAGE PROPERTIES, INC.
                                         (Registrant)


   Dated:  April 26, 1996            By:  /s/OBREN B. GERICH
                                          ----------------------
                                          Name:  Obren B. Gerich
                                          Title: Vice President